Form 10QSB
period 1996-03-31
HARVEST E-XPRESS INC
filed 1996-05-13
CIK 937601

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington D.C.  20549

                          FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE
                 SECURITIES EXCHANGE ACT OF 1934
               For the quarter ended March 31, 1996
                              OR
   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                            OF THE
               SECURITIES EXCHANGE ACT OF 1934
               Commission file number 33-89326


                       HARVEST E-XPRESS
 (Name of Small Business Issuer as specified in it charter)


           Nevada                             87-0530644
  State of other jurisdiction of          (I.R.S. employer
 incorporation or organization)           identification No.)

             29 East 100 North, Malad, Idaho 83252
            (Address of principal executive offices)

         Registrant's telephone no., including area code:
                        (208) 766-4622

                           No Change
Former name, former address, and former fiscal year, if changed since last report.

Securities registered pursuant to Section 12(b) of the Exchange
Act:   None

Securities registered pursuant to Section 12(g) of the Exchange
Act:   None


Check whether the Issuer (1) has filed all reports required to be field by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X      No         .
Common Stock outstanding at March 31, 1996 - 200,000 shares of $.001 par value Common Stock.

                           HARVEST E-XPRESS

                                CONTENTS

                                                                  PAGE
PART I  ITEM I   FINANCIAL INFORMATION

           Condensed Balance Sheets -
             March 31,1996 and December 31, 1995                    1

           Condensed Statements of Operations -
             For three months ended March 31, 1996,
             three months ended March 31, 1995 and
             from inception on June 23, 1994 through
             March 31, 1996                                         2

           Condensed Statements of Cash Flows -
             Three months ended March 31, 1996,
             three months ended March 31, 1995 and
             from inception on June 23, 1994 through
             March 31, 1996                                         3

           Notes to Condensed Financial Statements              4 - 6

           ITEM 2   MANAGEMENTS PLAN OF OPERATIONS              7 - 8


PART 2  OTHER INFORMATION

               Item 1  Legal Proceedings                     		    7

               Item 2  Changes in Securities                 		    7

               Item 3  Defaults upon Senior Securities             7

               Item 4  Submission of Matters to a vote of
                       Security Holders                      		    7

               Item 5  Other Information                     		    7

               Item 6  Exhibits and Reports on Form 8-K            8

SIGNATURES                                                         9

 PART I      FINANCIAL INFORMATION
                           HARVEST E-XPRESS
                    [A Development Stage Company]

                      CONDENSED BALANCE SHEETS
                             [Unaudited]
                                ASSETS
                                                March 31,  December 31,
                                                   1996       1995
                                              ___________  ___________
CURRENT ASSETS:
  Cash in bank                                $    12 820   $   27,307
  Accounts Receivable                                   -        3,120
  Certificate of Deposits                          20,573       20,000
  Note Receivable                                   1,250            -
                                              ___________  ___________
        Total Current Assets                       34,643       50,427
                                              ___________  ___________
PROPERTY AND EQUIPMENT                             42,249       38,736
                                              ___________  ___________
OTHER ASSETS:
  Organization costs,
  less accumulated amortization                       205          221
  Certificate of Deposit                           10,145       10,145
                                              ___________  ___________
        Total Other Assets                         10,350       10,366
                                              ___________  ___________
                                              $    87,242   $   99,529
                                              ___________  ___________

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts from shareholder                   $       315   $      315
  Accounts payable                                    350          547
  Notes payable                                    10,000       10,000
  Accrued Expenses                                  6,550        6,208
                                              ___________  ___________
        Total Current Liabilities                  17,215       17,070
                                              ___________  ___________

STOCKHOLDERS' EQUITY :
  Common stock                                        200          200
  Capital in excess of par value                   97,796       97,796
  Deficit accumulated during
  the development stage                           (27,969)     (15,537)
                                               ___________ ___________
        Total Stockholders' Equity            		   70,027       82,459
                                               ___________ ___________
                                              $    87,242   $   99,529
                                              ___________  ___________
The accompanying notes are an integral part of these financial statements

NOTE: The balance sheet at December 31, 1995 was taken from the audited financial statements at that date and condensed.

                                 (Page 1)

                            HARVEST E-XPRESS
                     [A Development Stage Company]
                              [Unaudited]

                   CONDENSED STATEMENTS OF OPERATIONS

                            For the Three   For the Three  From Inception
                             Months Ended   Months Ended   On June 23
                                March 31,    March 31,     1994 Through
                                  1996        1995         March 31, 1996
                             __________________________________________
SALES REVENUE                   $   1,920      $       -  $  13,904
                                _________      _________  _________

EXPENSES:
  General and administrative        2,158             60      7,792
  Payroll and related expenses      8,981              -     18,963
  Depreciation & Amortization       2,434             16      5,127
  Operating expense                  1195              -     10,293
                                _________      _________  _________
          Total Expenses           14,768            351     42,175
                                _________      _________  _________


OPERATING INCOME (LOSS)           (12,848)          (351)   (28,271)

OTHER INCOME (EXPENSE):
  Interest income                     574              -        720
  Interest expense                   (158)             -       (418)
                               ___________     _________   _________
      Total other Income (Exp.)       416              -        302
                               ___________     _________   _________
LOSS BEFORE INCOME TAXES          (12,432)         (315)    (27,969)
CURRENT INCOME TAX                      -             -           -

DEFERRED INCOME TAX                     -             -           -
                               ___________     _________   _________
NET INCOME (LOSS)              $  (12,432)     $   (315)   $(27,969)
                                 _________     _________   _________

INCOME (LOSS) PER COMMON SHARE $     (.06)     $   (.00)   $   (.13)
                               ___________    ___________ __________


The accompanying notes are an integral part of these financial statements



                              (Page 2)

                             HARVEST E-XPRESS
                      [A Development Stage Company]
                               [Unaudited]

                  CONDENSED STATEMENTS OF CASH FLOWS
                                    For three   For three      From Inception
                                 Months Ended   Months Ended   on June 23,
                               March 31, 1996   March 31,1995   1994 Through
                                                                March 31, 1996
                                      _________________________________
Cash Flows to Operating Activities:
 Net income (loss)                    (12,432)        (351)    (27,969)
 Adjustments to reconcile
  net loss to net cash used by
 operating activities:
   Depreciation & Amortization
   expense                               2,403          16       5,096
   Changes in assets and liabilities:
     Decrease in accounts receivable     3,120           -           -
     Accounts payable                     (197)          -         350
     Accrued Expenses                      342           -       6,550
     Deferred offering costs                -       (7,250)          -
     Notes Receivable                    (1250)          -       (1250)
                                    ___________ ____________  ________
        Net Cash Flows
          to Operating Activities       (8,014)     (7,585)    (17,223)
                                    ___________ ____________  ________
Cash Flows to Investing Activities
 (Increase) in CD's                       (573)          -     (30,718)
 Acquisition of property
 and equipment                          (5,900)          -     (47,235)
                                    ___________ ____________  ________
        Net Cash to Investing
        Activities                      (6,473)          -     (77,953)
                                    ___________ ____________  ________
Cash Flows from Financing
Activities:
 Proceeds from common
 stock issuance                              -           -     110,000
 Increase in Notes payable                   -           -      10,000
 (Increase) in deferred
 offering costs                              -           -     (12,004)
                                    ___________ ____________  ________
        Net Cash from Financing
          Activities                         -           -     107,996
                                    ___________ ____________  ________
Net Cash Flow Activity                 (14,487)     (7,585)     12,820

Cash at Beginning of Period             27,307       8,191           -
                                    ___________ ____________  ________
Cash at End of Period               $   12,820   $     606    $ 12,820
                                    ___________ ____________  ________

The accompanying notes are an integral part of these financial statements

                                (Page 3)

                          HARVEST  E-XPRESS
                   [A Development Stage Company]

               NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - the company was organized under the laws of the State of Nevada on June 23, 1994. The Company has not commenced principal operations and is considered a development stage company as defined in SFAS No. 7. The Company is planning to engage in the business of grain cutting and custom machine hire. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, resultsof operations and cash flows at March 31, 1996 and for all the periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1995 audited financial statements. The results of operations for the period ended March 31, 1996 are not necessarily indicative of the operation results for the full year.

Organizational Costs - The Company is amortizing its organization cost,which reflect amounts expended to organize the Company, over sixty [60] months using the straight line method.

Property Plant & Equipment - The Company is amortizing its PP&E, which consists of a semi-tractor and trailer, over sixty (60) months using the straight line method.

Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period presented.

Statement of Cash Flows - For purposes of the statement of cash flows, the Company considers all highly liquid debt investment purchase with a maturity of three months or less to be cash equivalents.

NOTE 2 - COMMON STOCK
During June, 1994, the company sold 100,000 shares of its previously authorized, but unissued common stock to its initial shareholders. The sales price of $.10 per share was arbitrarily determined by the Company. Total proceeds of the sales amounted to $10,000.

                               (Page 4)

                           HARVEST E-XPRESS
                     [A Development Stage Company]

                 NOTES TO CONDENSED FINANCIAL STATEMENTS

Stock Option Plan - In January, 1995, the Board of Directors of the Company adopted and the present stockholders approved, a stock option plan. The plan provides for the granting of awards of up to 750,000 shares of common stock to officers, directors, consultants and employees. The awards can consist of stock options, restricted stock awards, deferred stock awards, stock appreciation rights and other stock-base awards as described in the plan. Awards under the plan will be granted as determined by the board of directors. At present, no awards have been granted under the plan.

Public Offering of Common Stock - On August 12, 1995, the Company completed a public offering of 100,000 shares of it previously authorized but unissued common stock. This offering was registered with the Securities and Exchange Commission on Form SB-2. An offering price of $1.00 per share was arbitrarily determined by the Company. The offering was managed by the Company without any underwriter. The shares were offered and sold by the officers of the Company, who received no sales commissions or other compensation in connection with the offering, except for reimbursement of expenses actually incurred on behalf of the Company in connection with the offering. Total proceeds amounted to $100,000 and offering costs of $12,004 were offset against capital in excess of par value.

NOTE 3 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". FASB 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax and any available operation loss or tax credit carry forwards. At March 31,1996, the Company has available unused operating loss carry forwards of approximately $27,970, which may be applied against future taxable income which will expire in 2009. The amount of and ultimate realization of the benefits from the operating loss carry forwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earning of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carry forwards the Company has established a valuation allowance equal to the tax effect of the loss carry forwards and, therefore, no deferred tax asset has been recognized for the loss carry forwards. The change in the valuation allowance is equal to the tax effect of the current period's net loss.

NOTE 4 - RELATED PARTY TRANSACTIONS

Management Compensation - The Company has paid $8,000 in compensation to its secretary/treasurer in 1996. No other officers or directors

                             (Page 5)

                        HARVEST E-XPRESS
                   [A Development Stage Company]

                  NOTES TO CONDENSED FINANCIAL STATEMENTS

have received any compensation. There was $9,000 paid to the secretary/treasurer in 1995 and there was no compensation paid to any officer or director during 1994.

Advance from Shareholder - During September, 1994 an officer/shareholder of the Company advanced $315 to the Company on a non-interest basis to cover organization expenses.

Office Space - The Company has not had a need to rent office space. An officer of the Company is allowing the Company to use his address, as needed, at no expense to the Company.

Note Receivable - The Company made a loan to an officer of the Company in the amount of $1,250. The loan receivable earns interest at 10% and is due upon demand.

Vehicle Purchase - The Company purchased a fueling truck in January, for a purchase price of $6,000, from an officer of the Corporation.

NOTE 5 - Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since inception and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial Statements do not include any adjustments that might resultfrom the outcome of these uncertainties.

NOTE 6 - Notes Payable
At September 30, 1995 the Company had a $10,000 note payable related to the purchase of a semi-tractor. The note provides for interest at per annum and is secured by a certificate of deposit. A payment of $5,630.39 is due in August, 1996 and the remaining balance of $5,630.39 is due in August, 1997




          ****** END OF FINANCIAL STATEMENTS ******



                                (Page 6)

                  PART I    FINANCIAL INFORMATION

              ITEM 2  Management's Plan of Operations.

The Company was incorporated on June 23, 1994. The Company has just recently commenced, on a limited basis because of the timing of the completion of it stock offering, part of its planned principal operations and has generated no significant revenue and is considered a development stage company. To date, activities have been limited to organizational matters, development of a marketing plan, acquisition of some equipment and the preparation and filing of a registration statement to register a proposed public stock offering of 100,000 shares of common stock at $1.00 per share that was completed on August 12, 1995.

It is the intent of the Company to use the proceeds from the stock offering to acquire combines and other machinery and equipment with which to commence active business operations. A portion of the proceeds will also be used to provide initial working capital for the operation of the Company's proposed business. The Company was formed to engage in the business of providing custom crop cutting services on a machine hire basis to various farming operations in the northern Utah and southern Idaho area. The Company intends to provide such services to growers of all types of grain crops. In addition to providing crop cutting services, management has acquired a semitrailer and tractor unit with which to provide transport and hauling services in connection with the crop cutting services, as a means of transporting the harvested crops to granaries and other storage processing facilities, and from there to market.

There is also no assurance that the company will be able to enter into sufficient contracts or other arrangements for crop cutting and hauling to fully utilize such machinery and operate profitably. However, based on management's preliminary investigation and inquiries of farm machinery and implement dealers, as well as its knowledge of the industry, management believes that the Company will be able to acquire used combine machines in good operating condition for prices ranging from $30,000 to $60,000 depending upon the age and condition of the units, and will be able to finance the acquisition of such machinery over a period of years as standard lease or purchase financing arrangements customarily provided by such dealers. Management also intends to acquire a fueling truck and equipment to service and maintain the combines in the field, which it believes can be purchased for approximately $20,000.

Management had intended, if possible, to have the proposed offering completed and the proceeds therefrom received by the Company, and to have entered into contractual or other arrangements for acquisition of the equipment, hiring of operators and other personnel, and the providing of crop cutting services, and to have the equipment and personnel in place and ready to commence operations during the 1995 harvest season which began approximately July, 1995. With the proposed offering closing well after the beginning of the harvest season, management analyzed potential harvesting opportunities still available and then determined to defer the purchase of the combines

                           (Page 7)
until next season. The company however purchased the semi trailer/tractor and begun buying other service equipment. Management believes that the proceeds of the completed offering will be sufficient to make the initial down payments for acquisition of the equipment and cover the operating expenses of the Company for up to six months after commencement of operations and through the initial operating season, during which time management believes the company can being generating sufficient revenues from operation to thereafter cover ongoing expenses. However, there is absolutely no assurance of this, and if the Company is unable to generate sufficient revenues from operations to cover expenses within such time frame, it will have to seek additional debt or equity financing for which it has no commitments.



PART II  OTHER INFORMATION


         ITEM 1 LEGAL PROCEEDINGS
                  None

         ITEM 2 CHANGES IN SECURITIES
                  None

         ITEM 3 DEFAULTS ON SENIOR SECURITIES
                  None

         ITEM 4 SUBMISSION OF MATERS TO A VOTE OF SECURITIES HOLDERS
                  None

         ITEM 5 OTHER INFORMATION
                  None

         ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K
                  (a) Exhibits
                        None
                  (b) Reports on Form 8-K
                        None



                               (Page 8)

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

HARVEST E-XPRESS

    \s\ Ken Edwards                 May 8, 1996
Ken Edwards, Secretary              Date
Chief Executive Officer and
Chief Financial Officer










                                (Page 9)