Form 10QSB
period 1996-06-30
HARVEST E-XPRESS INC
filed 1996-08-15
CIK 937601

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington D.C.  20549

                          FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE
                 SECURITIES EXCHANGE ACT OF 1934
               For the quarter ended June 30, 1996
                              OR
   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                            OF THE
               SECURITIES EXCHANGE ACT OF 1934
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


Check whether the Issuer (1) has filed all reports required to be field by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X      No         .
Common Stock outstanding at June 30, 1996 - 200,000 shares of $.001 par value Common Stock.

                           HARVEST E-XPRESS

                                CONTENTS
                                                               PAGE
PART I  ITEM I   FINANCIAL INFORMATION

           Condensed Balance Sheets -
             June 30,1996 and December 31, 1995                    1

           Condensed Statements of Operations -
             For six months ended June 30, 1996,
             six months ended June 30, 1995 and
             from inception on June 23, 1994 through
             June 30, 1996                                         2

           Condensed Statements of Operations -
             For three months ended June 30, 1996,
             three months ended June 30, 1995 and
             from inception on June 23, 1994 through
             June 30, 1996                                         3

           Condensed Statements of Cash Flows -
             For six months ended June 30, 1996,
             six months ended June 30, 1995 and
             from inception on June 23, 1994 through
             June 30, 1996                                         4

           Notes to Condensed Financial Statements              5 - 7

           Item 2    Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations.                                8 - 9


PART 2  OTHER INFORMATION

               Item 1  Legal Proceedings               		    9

               Item 2  Changes in Securities           		    9

               Item 3  Defaults upon Senior Securities                9

               Item 4  Submission of Matters to a vote of
                       Security Holders           		          9

               Item 5  Other Information               		    9

               Item 6  Exhibits and Reports on Form 8-K               9

SIGNATURES                                                           10

 PART I      FINANCIAL INFORMATION
                           HARVEST E-XPRESS
                    [A Development Stage Company]

                      CONDENSED BALANCE SHEETS
                             [Unaudited]
                                ASSETS
                                                June 30,  December 31,
                                                   1996       1995
                                              ___________  ___________
CURRENT ASSETS:
  Cash in bank                                $    18,283   $   27,307
  Accounts Receivable                                   -        3,120
  Certificate of Deposits                               -       20,000
  Note Receivable                                   1,250            -
                                              ___________  ___________
        Total Current Assets                       19,533       50,427
                                              ___________  ___________
PROPERTY AND EQUIPMENT                             39,948       38,736
                                              ___________  ___________
OTHER ASSETS:
  Organization costs,
  less accumulated amortization                       189          221
  Certificate of Deposit                           10,438       10,145
                                              ___________  ___________
        Total Other Assets                         10,627       10,366
                                              ___________  ___________
                                              $    70,108   $   99,529
                                              ___________  ___________

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts from shareholder                   $       315   $      315
  Accounts payable                                    113          547
  Notes payable                                    10,000       10,000
  Accrued Expenses                                  9,325        6,208
                                              ___________  ___________
        Total Current Liabilities                  19,753       17,070
                                              ___________  ___________

STOCKHOLDERS' EQUITY :
  Common stock                                        200          200
  Capital in excess of par value                   97,796       97,796
  Deficit accumulated during
  the development stage                           (47,641)     (15,537)
                                               ___________ ___________
        Total Stockholders' Equity 	      	   50,355       82,459
                                               ___________ ___________
                                              $    70,108   $   99,529
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

                                 (Page 1)

                            HARVEST E-XPRESS
                     [A Development Stage Company]
                              [Unaudited]

                   CONDENSED STATEMENTS OF OPERATIONS

                            For the       For the      From Inception
                            Six Months    Six Months   On June 23,
                            Ended June    Ended June   1994 Through
                             30, 1996      30, 1995    June 30, 1996
                             __________________________________________
SALES REVENUE                $   4,426     $       -     $  16,410
                              _________     _________     _________

EXPENSES:
  General and administrative    10,463         1,921        16,097
  Payroll and related expenses  20,362             -        30,344
  Depreciation & Amortization    4,819            32         7,512
  Operating expense              1,701             -        10,799
                              _________      _________    _________
          Total Expenses        37,345         1,953        64,752
                              _________      _________    _________



OPERATING INCOME (LOSS)        (32,919)        (1,953)     (48,342)

OTHER INCOME (EXPENSE):
  Interest income                1,130              -        1,276
  Interest expense                (315)             -         (575)
                            ___________      _________   _________
      Total other Income (Exp.)    815              -          701
                            ___________      _________   _________
LOSS BEFORE INCOME TAXES       (32,104)        (1,953)    (47,641)
CURRENT INCOME TAX                   -              -           -

DEFERRED INCOME TAX                  -              -           -
                            ___________      _________   _________
NET INCOME (LOSS)           $  (32,104)      $ (1,953)   $(47,641)
                              _________      _________   _________

INCOME (LOSS) PER COMMON SHARE $  (.16)      $   (.02)   $   (.34)
                            ___________     ___________  __________


The accompanying notes are an integral part of these financial statements





                                    (Page 2)



                             HARVEST E-XPRESS
                     [A Development Stage Company]
                              [Unaudited]

                   CONDENSED STATEMENTS OF OPERATIONS

                            For the       For the      From Inception
                            Three Months  Three Months On June 23,
                            Ended June    Ended June   1994 Through
                             30, 1996      30, 1995    June 30, 1996
                             __________________________________________
SALES REVENUE                $   2,506     $       -     $  16,410
                              _________     _________     _________

EXPENSES:
  General and administrative     8,305         1,586        16,097
  Payroll and related expenses  11,381             -        30,344
  Depreciation & Amortization    2,385            16         7,512
  Operating expense                506             -        10,799
                              _________      _________    _________
          Total Expenses        22,577          1,602       64,752
                              _________      _________    _________



OPERATING INCOME (LOSS)        (20,071)        (1,602)     (48,342)

OTHER INCOME (EXPENSE):
  Interest income                  556              -       1,276
  Interest expense                (157)              -       (575)
                            ___________      _________   _________
      Total other Income (Exp.)    399              -         701
                            ___________      _________   _________
LOSS BEFORE INCOME TAXES       (19,672)        (1,602)    (47,641)
CURRENT INCOME TAX                   -              -           -

DEFERRED INCOME TAX                  -              -           -
                            ___________      _________   _________
NET INCOME (LOSS)           $  (19,672)      $ (1,602)   $(47,641)
                              _________      _________   _________

INCOME (LOSS) PER COMMON SHARE $  (.10)      $   (.02)   $   (.34)
                            ___________     ___________  __________


The accompanying notes are an integral part of these financial statements






                              (Page 3)

                             HARVEST E-XPRESS
                      [A Development Stage Company]
                               [Unaudited]

                  CONDENSED STATEMENTS OF CASH
                                   Six Months   Six Months   From Inception
                                   Ended June   Ended June   on June 23,
                                    30, 1996     30,1995     1994 Through
                                                             June 30, 1996
                                      _________________________________
Cash Flows to Operating Activities:
 Net income (loss)                    (32,104)      (1,953)    (47,641)
 Adjustments to reconcile
  net loss to net cash used by
 operating activities:
   Depreciation & Amortization
   expense                               4,819          32       7,512
   Changes in assets and liabilities:
     Decrease in accounts receivable     3,120           -           -
     Accounts payable                     (434)      1,061         113
     Accrued Expenses                    3,118           -       9,326
     Deferred offering costs                -       (7,250)          -
     Notes Receivable                   (1,250)          -      (1,250)
                                    ___________ ____________  ________
        Net Cash Flows
          to Operating Activities      (22,731)     (8,110)    (31,940)
                                    ___________ ____________  ________
Cash Flows form (to) Investing Activities
 Decrease(Increase) in CD's             19,707          -      (10,438)
 Acquisition of property
 and equipment                          (6,000)          -     (47,335)
                                    ___________ ____________  ________
        Net Cash from (to) Investing
        Activities                      13,707          -     (57,773)
                                    ___________ ____________  ________
Cash Flows from Financing
Activities:
 Proceeds from common
 stock issuance                              -           -     110,000
 Increase in Notes payable                   -           -      10,000
 (Increase) in deferred
 offering costs                              -           -     (12,004)
                                    ___________ ____________  ________
        Net Cash from Financing
          Activities                         -           -     107,996
                                    ___________ ____________  ________
Net Cash Flow Activity                  (9,024)     (8,110)     18,283

Cash at Beginning of Period             27,307       8,191           -
                                    ___________ ____________  ________
Cash at End of Period               $   18,283   $     81     $ 18,283
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

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, resultsof operations and cash flows at June 30, 1996 and for all the periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1995 audited financial statements. The results of operations for the period ended June 30, 1996 are not necessarily indicative of the operation results for the full year.

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

NOTE 3 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". FASB 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax and any available operation loss or tax credit carry forwards. At June 30, 1996, the Company has available unused operating loss carry forwards of approximately $45,000, which may be applied against future taxable income which will expire in 2009. The amount of and ultimate realization of the benefits from the operating loss carry forwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earning of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carry forwards the Company has established a valuation allowance equal to the tax effect of the loss carry forwards and, therefore, no deferred tax asset has been recognized for the loss carry forwards. The change in the valuation allowance is equal to the tax effect of the current period's net loss.

NOTE 4 - RELATED PARTY TRANSACTIONS

Management Compensation - The Company has paid $16,000 in compensation to its secretary/treasurer in 1996. No other officers or directors

                             (Page 6)

                        HARVEST E-XPRESS
                   [A Development Stage Company]

                  NOTES TO CONDENSED FINANCIAL STATEMENTS

have received any compensation. There was $9,000 paid to the secretary/treasurer in 1995 and there was no compensation paid to any officer or director during 1994.

Advance from Shareholder - During September, 1994 an officer/shareholder of the Company advanced $315 to the Company on a non-interest basis to cover organization expenses.

Office Space - The Company has not had a need to rent office space. An officer of the Company is allowing the Company to use his address, as needed, at no expense to the Company.

Note Receivable - The Company made a loan to an officer of the Company in the amount of $1,250. The loan receivable earns interest at 10% and is due upon demand. At June 30, 1996 the unpaid balance of the note was $1,250.

Vehicle Purchase - The Company purchased a fueling truck in January, for a purchase price of $6,000, from an officer of the Corporation.

NOTE 5 - Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since inception and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial Statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 6 - Notes Payable
The Company had a $10,000 note payable related to the purchase of a semi-tractor. The note provides for interest at 7.75% per annum and is secured by a certificate of deposit. A payment of $5,630.39 is due in August, 1996 and the remaining balance of $5,630.39 is due in August, 1997












                                (Page 7)

                  PART I    FINANCIAL INFORMATION


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

     The following discussion and analysis should be read in conjunction with the Company's financial statements and the notes associated with them contained elsewhere in this report.

Results of Operations.

     Fiscal Year. The Company generated a net operating loss of $13,697 for the fiscal year ended December 31, 1995. Even though the Company commenced limited operations during the year, it was not able to commence full scale operations because the public offering of securities to raise funds to commence operations was not completed in time to have the combines acquired and in place ready to go by the commencement of the 1995 harvest season. Management therefore decided to defer acquisition of the combines until the 1996 harvest season, but did acquire a semi trailer/tractor unit and commenced limited operations relating to hauling goods. To date, activities have been limited to organizational matters and the initial, limited commencement of operations, including the acquisition of the semi trailer/tractor unit and also a fuel truck and equipment to service and maintain the combines, and other preliminary matters including preparation and filing of a registration statement for a public offering of securities to raise funds. Management has also been soliciting potential business. Although the Company generated revenues of $11,984 for the year from the trucking operations, expenditures incurred incident to the initial start up of operations resulted in total expenses for the year of $25,566.

     Interim Period. During the six months ended June 30, 1996, the Company continued to engage in limited trucking operations, from which it generated $4,426 in revenues. However, expenses totalled $37,345 during the period, resulting in a net loss of $32,104. Operations were limited during this period due primarily to the seasonal nature of the business and the fact that only limited trucking operations can be conducted during the winter season. Furthermore, management's intent to acquire combines to commence full scale operations during the 1996 harvest season has been further delayed due to the fact that Cleon Edwards, the chief operating officer of the Company, recently suffered a heart attack requiring hospitalization. Mr. Edwards is still recuperating, and although the prognosis for recovery appears good thus far, the extent of eventual recovery is still not known and will require additional time for convalescing. Therefore, management has decided to defer again the acquisition of combines and any other major equipment purchases until Mr. Edwards recovery is more complete and he is able to resume normal activity. In the meantime the Company will continue to engage in trucking operations to the extent possible by hiring drivers. Management will continue to review this situation with respect to Mr. Edwards health on an ongoing basis, and intends to finalize a decision with respect to the acquisition of combines before the next harvest season. Management will also consider other alternatives the Company might pursue in the event that Mr. Edwards health does not improve sufficiently to allow him to resume normal activity. At this time, management has no specific plans, proposals, arrangements or understandings with respect to any other course of action the Company might pursue.
                          (page 8)

Liquidity and Capital Resources.

     The Company was incorporated on June 23, 1994.  Although the
Company was incorporated in 1994 it was inactive from inception and had no operations until after completion of its public offering in August of 1995. In connection with the organization of the Company, in 1994 the officers and directors of the Company contributed $10,000 cash to initially capitalize the Company in exchange for 100,000 shares of Common Stock. The Company then filed a registration statement with the Securities and Exchange
Commission which was declared effective March 15, 1995. Commencing such date, the Company offered and sold 100,000 shares of common stock and raised gross proceeds of $100,000. Net proceeds after offering costs amounted to $87,996. The Company has no other significant assets or commitments with respect to sources of capital, and is totally dependent upon the net proceeds received from this offering to provide working capital to continue operations until the Company can begin generating sufficient revenues from operations on an ongoing basis to cover all operating and other expenditures. At this time no assurance can be given with respect to the length of time that it will be necessary to fund operations using the proceeds of this offering. As of June 30, 1996 the Company still has approximately $25,000 left from the initial offering, including cash of approximately $15,000 and a certificate of deposit of approximately $10,000. The certificate of deposit, however, is pledged as collateral for a note payable of $10,000 related to the purchase of the Company's semi-tractor.



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

         ITEM 3 DEFAULTS ON SENIOR SECURITIES
                  None

         ITEM 4 SUBMISSION OF MATERS TO A VOTE OF SECURITIES HOLDERS
                  None

         ITEM 5 OTHER INFORMATION
                  None

         ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K
                  (a) Exhibits
                        None
                  (b) Reports on Form 8-K
                        None





                               (Page 9)

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

HARVEST E-XPRESS

    \s\Ken Edwards                 August 12, 1996
Ken Edwards, Secretary             Date
Chief Executive Officer and
Chief Financial Officer














                                (Page 10)