Form 10QSB
period 1996-09-30
HARVEST E-XPRESS INC
filed 1996-11-15
CIK 937601

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington D.C.  20549

                          FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE
                 SECURITIES EXCHANGE ACT OF 1934
               For the quarter ended September 30, 1996
                              OR
   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                            OF THE
               SECURITIES EXCHANGE ACT OF 1934
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


Check whether the Issuer (1) has filed all reports required to be field by Section 13 or 15(d) of the Exchange Act during the
preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X      No         .
Common Stock outstanding at September 30, 1996 - 200,000 shares of $.001 par value Common Stock.

                           HARVEST E-XPRESS

                                CONTENTS
                                                               PAGE
PART I  ITEM I   FINANCIAL INFORMATION

           Condensed Balance Sheets -
             September 30,1996 and December 31, 1995              1

           Condensed Statements of Operations -
             For nine months ended September 30, 1996,
             nine months ended September 30, 1995 and
             from inception on June 23, 1994 through
             September 30, 1996                                   2

           Condensed Statements of Operations -
             For three months ended September 30, 1996,
             three months ended September 30, 1995 and
             from inception on June 23, 1994 through
             September 30, 1996                                   3

           Condensed Statements of Cash Flows -
             For nine months ended September 30, 1996,
             nine months ended September 30, 1995 and
             from inception on June 23, 1994 through
             September 30, 1996                                   4

           Notes to Condensed Financial Statements            5 - 7

Item 2    Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations.                                    8 - 9


PART 2  OTHER INFORMATION

               Item 1  Legal Proceedings                 	      9

               Item 2  Changes in Securities             	      9

               Item 3  Defaults upon Senior Securities          9

               Item 4  Submission of Matters to a vote of
                       Security Holders                 		      9

               Item 5  Other Information          		            9

               Item 6  Exhibits and Reports on Form 8-K         9

SIGNATURES                                                      10

 PART I      FINANCIAL INFORMATION

                           HARVEST E-XPRESS
                    [A Development Stage Company]

                      CONDENSED BALANCE SHEETS
                             [Unaudited]
                                ASSETS
                                             September 30,  December 31,
                                                  1996         1995
                                              ___________  ___________
CURRENT ASSETS:
  Cash in bank                                $     2,442   $   27,307
  Accounts Receivable                                   -        3,120
  Certificate of Deposits                               -       20,000
  Note Receivable                                   1,250            -
                                              ___________  ___________
        Total Current Assets                        3,692       50,427
                                              ___________  ___________
PROPERTY AND EQUIPMENT                             37,461       38,736
                                              ___________  ___________
OTHER ASSETS:
  Organization costs,
  less accumulated amortization                       173          221
  Certificate of Deposit                                -       10,145
                                              ___________  ___________
        Total Other Assets                            173       10,366
                                              ___________  ___________
                                              $    41,326   $   99,529
                                              ___________  ___________

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts from shareholder                   $       315   $      315
  Accounts payable                                    113          547
  Notes payable                                         -       10,000
  Accrued Expenses                                    719        6,208
                                              ___________  ___________
        Total Current Liabilities                   1,147       17,070
                                              ___________  ___________

STOCKHOLDERS' EQUITY :
  Common stock                                        200          200
  Capital in excess of par value                   97,796       97,796
  Deficit accumulated during
  the development stage                           (57,817)     (15,537)
                                               ___________ ___________
        Total Stockholders' Equity 	      	   40,179       82,459
                                               ___________ ___________
                                              $    41,326   $   99,529
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

                                 (Page 1)

                            HARVEST E-XPRESS
                     [A Development Stage Company]
                              [Unaudited]

                   CONDENSED STATEMENTS OF OPERATIONS

                            For the Nine   For the Nine  From Inception
                            Months Ended   Months Ended  On June 23, 1994
                             September      September    Through September
                             30, 1996        30, 1995        30, 1996
                             __________________________________________
SALES REVENUE                $   6,051     $       -        $  18,035
                              _________     _________        _________

EXPENSES:
  General and administrative    18,977         1,921           24,611
  Payroll and related expenses  18,862             -           28,844
  Depreciation & Amortization    7,223            32            9,916
  Operating expense              3,844             -           12,942
                              _________      _________       _________
          Total Expenses        48,906         1,953           76,313
                              _________      _________       _________



OPERATING INCOME (LOSS)        (42,855)        (1,953)        (58,278)

OTHER INCOME (EXPENSE):
  Interest income                1,138              -           1,284
  Interest expense                (563)             -            (823)
                            ___________      _________       _________
  Total other Income (Exp.)        575              -             461
                            ___________      _________       _________
LOSS BEFORE INCOME TAXES       (42,280)        (1,953)        (57,817)
CURRENT INCOME TAX                   -              -               -

DEFERRED INCOME TAX                  -              -               -
                            ___________      _________       _________
NET INCOME (LOSS)           $  (42,280)      $ (1,953)       $(57,817)
                              _________      _________       _________

INCOME (LOSS) PER COMMON SHARE $  (.21)      $   (.02)       $   (.39)
                            ___________     ___________      __________


The accompanying notes are an integral part of these financial statements





                                    (Page 2)



                             HARVEST E-XPRESS
                     [A Development Stage Company]
                              [Unaudited]

                   CONDENSED STATEMENTS OF OPERATIONS

                            For the Three  For the Three  From Inception
                            Months Ended   Months Ended   On June 23, 1994
                             September      September     Through September
                             30, 1996       30, 1995         30, 1996
                             __________________________________________
SALES REVENUE                $   1,625     $       -       $  18,035
                              _________     _________       _________

EXPENSES:
  General and administrative     8,514         1,586          24,611
  Payroll and related expenses  (1,500)            -          28,844
  Depreciation & Amortization    2,404            16           9,916
  Operating expense              2,143             -          12,942
                              _________      _________      _________
          Total Expenses        11,561          1,602         76,313
                              _________      _________      _________



OPERATING INCOME (LOSS)         (9,936)        (1,602)       (58,278)

OTHER INCOME (EXPENSE):
  Interest income                    8              -          1,284
  Interest expense                (248)             -           (823)
                            ___________      _________       _________
   Total other Income (Exp.)      (240)             -            461
                            ___________      _________       _________
LOSS BEFORE INCOME TAXES       (10,176)        (1,602)       (57,817)
CURRENT INCOME TAX                   -              -              -

DEFERRED INCOME TAX                  -              -              -
                            ___________      _________       _________
NET INCOME (LOSS)           $  (10,176)      $ (1,602)      $(57,817)
                              _________      _________       _________

INCOME (LOSS) PER COMMON SHARE $  (.10)      $   (.02)      $   (.39)
                            ___________     ___________      __________


The accompanying notes are an integral part of these financial statements






                              (Page 3)

                             HARVEST E-XPRESS
                      [A Development Stage Company]
                               [Unaudited]

                  CONDENSED STATEMENTS OF CASH

                                     Nine Months   Nine Months  From Inception
                                       Ended         Ended        on June 23,
                                     September     September     1994 Through
                                      30, 1996       30,1995      September
                                                                   30, 1996
                                     ________________________________________
Cash Flows to Operating Activities:
 Net income (loss)                    (42,280)      (1,953)        (57,817)
 Adjustments to reconcile
  net loss to net cash used by
  operating activities:
   Depreciation & Amortization
   expense                               7,223          32           9,916
   Changes in assets and liabilities:
     Decrease in accounts receivable     3,120           -               -
     Accounts payable                     (434)      1,061             113
     Accrued Expenses                   (5,389)          -             819
     Deferred offering costs                -       (7,250)              -
     Notes Receivable                   (1,250)          -          (1,250)
                                    ___________ ____________      __________
        Net Cash Flows
          to Operating Activities      (39,010)     (8,110)        (48,219)
                                    ___________ ____________      __________

Cash Flows from (to) Investing Activities
    Decrease(Increase) in CD's          30,145           -               -
    Acquisition of property
    and equipment                       (6,000)          -         (47,335)
                                    ___________ ____________      __________
       Net Cash from (to) Investing
         Activities                     24,145           -         (47,335)
                                    ___________ ____________      __________
Cash Flows from Financing
Activities:
   Proceeds from common
   stock issuance                            -           -         110,000
   Decrease in Notes payable           (10,000)          -               -
  (Increase) in deferred
    offering costs                           -           -         (12,004)
                                    ___________ ____________      __________
        Net Cash from Financing
          Activities                   (10,000)          -          97,996
                                    ___________ ____________       _________
Net Cash Flow Activity                 (24,865)     (8,110)          2,442

Cash at Beginning of Period             27,307       8,191               -
                                    ___________ ____________      __________
Cash at End of Period               $    2,442   $      81         $ 2,442
                                    ___________ ____________      __________


The accompanying notes are an integral part of these financial statements

                                (Page 4)

                          HARVEST  E-XPRESS
                   [A Development Stage Company]

               NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - the company was organized under the laws of the State of Nevada on June 23, 1994. The Company has not commenced principal operations and is considered a development stage company as defined in SFAS No. 7. The Company has been planning from its inception to engage in the business of grain cutting and custom machine hire, but at the present time is considering other business opportunities. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, resultsof operations and cash flows at September 30, 1996 and for all the periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1995 audited financial statements. The results of operations for the period ended September 30, 1996 are not necessarily indicative of the operation results for the full year.

Organizational Costs - The Company is amortizing its organization cost, which reflect amounts expended to organize the Company, over sixty [60] months using the straight line method.

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

                               (Page 5)

                           HARVEST E-XPRESS
                     [A Development Stage Company]

                 NOTES TO CONDENSED FINANCIAL STATEMENTS

Stock Option Plan - In January, 1995, the Board of Directors of the Company adopted and the stockholders at that time approved, a stock option plan. The plan provides for the granting of awards of up to 750,000 shares of common stock to officers, directors, consultants and employees. The awards can consist of stock options, restricted stock awards, deferred stock awards, stock appreciation rights and other stock-base awards as described in the plan. Awards under the plan will be granted as determined by the board of directors. At present, no awards have been granted under the plan.

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

NOTE 3 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". FASB 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax and any available operation loss or tax credit carry forwards. At September 30, 1996, the Company has available unused operating loss carry forwards of approximately $57,000, which may be applied against future taxable income which will expire in 2009. The amount of and ultimate realization of the benefits from the operating loss carry forwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earning of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carry forwards the Company has established a valuation allowance equal to the tax effect of the loss carry forwards and, therefore, no deferred tax asset has been recognized for the loss carry forwards. The change in the valuation allowance is equal to the tax effect of the current period's net loss.

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

Note Receivable - The Company made a loan to an officer of the Company in the amount of $1,250. The loan receivable earns interest at 10% and is due upon demand. At September 30, 1996 the unpaid balance of the note was $1,250.

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

NOTE 6 - Notes Payable
During the quarter ended September 30, 1996 the Company paid in full a $10,000 notes payable relating to the purchase of a semi-tractor. The note provided for interest at 7.75% per annum and was secured by a certificate of deposit. Principal of $10,000 was paid along with interest of $824.

Note 7 - Subsequent Events
The Company has been holding discussions with a private company about the possibility of a potential business combination. The ultimate outcome of these discussions is uncertain at this time and would be subject to the parties involved signing a definitive acquisition agreement.


                                (Page 7)

                  PART I    FINANCIAL INFORMATION


Item 2.   Management's Plan of Operations.


     The following discussion and analysis should be read in conjunction with the Company's financial statements and the notes associated with them contained elsewhere in this report.

Results of Operations.

     Fiscal Year. The Company generated a net operating loss of $13,697 for the fiscal year ended December 31, 1995. Even though the Company commenced limited operations during the year, it was not able to commence full scale operations because the public offering of securities to raise funds to commence operations was not completed in time to have the combines acquired and in place ready to go by the commencement of the 1995 harvest season. Management therefore decided to defer acquisition of the combines until the 1996 harvest season, but did acquire a semi trailer/tractor unit and commenced limited operations relating to hauling goods. To date, activities have been limited to organizational matters and the initial, limited commencement of operations, including the acquisition of the semi trailer/tractor unit and also a fuel truck and equipment to service and maintain the combines, and other preliminary matters including preparation and filing of a registration statement for a public offering of securities to raise funds. Management has also been soliciting potential business. Although the Company generated revenues of $11,984 during the year ended December 31, 1995 from the trucking operations, expenditures incurred incident to the initial start up of operations resulted in total expenses for the year of $25,566.

     Interim Period. During the nine months ended September 30, 1996, the Company continued to engage in limited trucking operations, from which it generated $6,051 in revenues. However, expenses totalled $48,906 during the period, resulting in a net loss of $42,280. Operations were limited during this period due primarily to the seasonal nature of the business and the fact Cleon Edwards,the chief operating officer of the Company, recently suffered a heart attack requiring hospitalization. Furthermore, management's intent to acquire combines to commence full scale operations has been canceled due to Mr. Edwards present heart condition. Major surgery was required to alleviate Mr. Edwards heart condition and due to the extent of damage and the required activities of operating such a Company, Mr. Edwards decided, due to those conditions, to resign as an officer and director of the Company. Therefore, present management has decided to actively pursue and consider other business alternatives for the Company. Management is currently in the process of negotiations with respect to a potential acquisition, but has not reached any agreement with respect to any specific acquisition. At the present time there is no assurances that any such agreement will be reached or that any acquisition will be made.



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

         ITEM 3 DEFAULTS ON SENIOR SECURITIES
                  None

         ITEM 4 SUBMISSION OF MATERS TO A VOTE OF SECURITIES HOLDERS
                  None

         ITEM 5 OTHER INFORMATION
                  None

         ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K
                  (a) Exhibits
                        None
                  (b) Reports on Form 8-K
                        None





                               (Page 9)

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

HARVEST E-XPRESS

 \s\Ken Edwards                    November 14, 1996
Ken Edwards, Secretary             Date
Chief Executive Officer and
Chief Financial Officer














                                (Page 10)