Form 10KSB
period 1996-12-31
HARVEST E-XPRESS INC
filed 1997-03-28
CIK 937601

U.S. SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                          FORM 10-KSB

[X]  Annual Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

For the fiscal year ended December 31, 1996
                               Commission File No. 33-89326

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________.

                        HARVEST E-XPRESS
         (Name of small business issuer in its charter)

           Nevada                           87-0530644
State or other jurisdiction of          (I.R.S. Employer
incorporation or organization            Identification No.)

             4484 Taylor Avenue, Ogden, Utah    84403
      (Address of principal executive offices) (zip code)

Issuer's telephone number, including area code:(208)766-4622

Securities registered under Section 12(b) of the Exchange
Act:  None

Securities registered under Section 12(g) of the Act:  None

Check whether the Issuer (1) has filed all reports required
to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for
such shorter period that the Issuer was required to file
such reports) and (2) has been subject to such filing
requirements for the past 90 days.   Yes [X]   No [ ]

Check if no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or
any amendment to this Form 10-KSB.    [   ]

The Issuer's revenues for its most recent fiscal year.  $6,051

As of March 26, 1997, the aggregate market value of voting stock held by non-affiliates was approximately $950.00.
(See Item 5 herein).

The number of shares outstanding of the Issuer's common stock at December 31, 1996: 200,000

                             PART I

Item 1.   Description of Business

     (a)  Business Development.

     Harvest E-xpress (the "Company") was recently incorporated under the laws of the State of Nevada on June
23, 1994. In connection with the organization of the Company, the officers and founders of the Company contributed $10,000 cash to initially capitalize the Company in exchange for 100,000 shares of Common Stock.

     The Company then registered a public offering of its securities to raise funds from such offering with which to commence business operations. Pursuant to a Registration
Statement on Form SB-2, Commission File No. 33-89362, which became effective March 15, 1995, the Company sold 100,000 shares of its common stock to the public at $1.00 per share and raised gross proceeds of $100,000. The offering was completed in August of 1995.

     (b)  Business of Company.

     General

     The Company was formed to engage in the business of providing custom combine cutting services for grain crops and other agricultural machine hire services to various farming operators, primarily in northern Utah and southern Idaho. In addition to providing crop cutting services, the Company acquired a semi-trailer and tractor unit with which to provide transport and hauling services in connection with the crop cutting services, as a means of transporting the harvested crops to granaries and other storage and processing facilities, and from there to market.

     The Company used the proceeds of the offering to purchase some of the equipment needed to commence business operations. Due to the seasonal nature of the Company's proposed business, management's intent, if possible, was to have the offering completed and the proceeds therefrom received by the Company, and to have entered into contractual or other arrangements for acquisition of the equipment, hiring of operators and other personnel, and providing of crop cutting services, and to have the equipment and personnel in place and ready to commence operations by July, 1995. Because the Company was unable to complete the offering until August of 1995 and acquire and have the combines and related equipment in place and ready to commence operating by the beginning of the 1995 harvest season, management decided to defer the acquisition of the combines, but still acquired a semi trailer/tractor unit. The Company used the trucking equipment to provide transport and hauling services throughout most of the year for a variety of goods and commodities.

     Management intended to complete acquisition of the combines and other harvesting equipment and have them in place and ready by the beginning of the 1996 harvest season. However, prior to commencement of the 1996 harvest season, the chief operating officer of the Company, upon whom the Company was substantially dependent for the conduct of its business operations, suffered a serious heart attack requiring hospitalization and a lengthy convalescence, and subsequently decided to resign as an officer of the Company. Due to this setback, the remaining member of management decided not to attempt to conduct the grain cutting operations during the 1996 harvest season, and again deferred the acquisition of combines and other equipment necessary for such operations. However, management does intend to resume trucking operations during the coming year and also re-evaluate the combine purchase. In addition, management decided to actively seek and pursue other potential business acquisitions or other opportunities which the Company might become involved in. During the latter half of 1996, the Company became involved in negotiations with respect to a potential business acquisition, but such negotiations were unsuccessful. Management is currently in the process of negotiating with respect to other potential business acquisitions but has not reached agreement or entered into any definitive agreement with respect to any specific acquisition. At the present time there is no assurance that any such agreement will be reached or that any acquisition will be made.

     Employees

     The Company presently has no full-time employees.

Item 2.   Properties

     The Company presently does not have or need any office facilities, but uses the home of Mr. Ken Edwards, its Chief
Executive Officer and Secretary/Treasurer, in Ogden, Utah, as its business address. The Company will pay for or reimburse this individual for any additional out of pocket costs incurred by him in providing these facilities.

Item 3.   Legal Proceedings.

     The Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no action by or against the Company has been threatened.

Item 4.   Submission of Matters to a Vote of Security
          Holders.

     No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report.

                            PART II

Item 5.   Market for Common Equity and Related Stockholder
          Matters.

     (a)  Market information.

     Although the public offering closed in August, 1995 and the Common Stock of the Company has been eligible for trading in the over-the-counter market since that time, there is no active public trading market, but there have been published bid quotations of $.01 per share for the Common Stock of the Company throughout most of that time.

     (b)  Holders.

     As of March 25, 1996, there were approximately 56 record holders of the Company's Common Stock.

     (c)  Dividends.

     The Company has not previously paid any cash dividends on common stock and does not anticipate or contemplate paying dividends on common stock in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business. The only restrictions that limit the ability to pay dividends on common equity or that are likely to do so in the future, are those restrictions imposed by law. Under Nevada corporate law, no dividends or other distributions may be made which would render the Company insolvent or reduce assets to less than the sum of its liabilities plus the amount needed to satisfy any outstanding liquidation preferences.

Item 6.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

     The following discussion and analysis should be read in conjunction with the Company's financial statements and the notes associated with them contained elsewhere in this report.

Results of Operations.

     The Company generated a net loss of $13,697 for the fiscal year ended December 31, 1995. Even though the Company commenced limited operations during the year, it was not able to commence full scale operations because the public offering of securities to raise funds to commence operations was not completed in time to have the combines acquired and in place ready to go by the commencement of the 1995 harvest season. Management therefore decided to defer acquisition of the combines until the 1996 harvest season, but did acquire a semi trailer/tractor unit and commenced limited operations relating to hauling goods. To date, activities have been limited to organizational matters and the initial, limited commencement of operations, including the acquisition of the semi trailer/tractor unit and also a fuel truck and equipment to service and maintain the combines, and other preliminary matters including preparation and filing of a registration statement for a public offering of securities to raise funds. Management has also been soliciting potential business. Although the Company generated revenues of $11,984 for the year from the trucking operations, expenditures incurred incident to the initial start up of operations resulted in total expenses for the year of $25,566.

     During 1996, the Company continued to engage in limited trucking operations, from which it generated a loss of $(43,584). Operations were limited during this period due to the fact that management's intent to acquire combines to commence full scale grain cutting and harvesting operations during the 1996 harvest season suffered a serious setback due to the fact that Cleon Edwards, the chief operating officer of the Company, suffered a heart attack requiring hospitalization, and decided to resign as an officer of the Company. Therefore, the remaining member of management decided not to attempt to conduct the grain cutting operations, and acquisition of combines and other equipment for such operations was again deferred. However, management presently intends to resume trucking operations during the coming year, and also re-evaluate the combine purchase. In addition management decided to actively seek and pursue other potential business acquisitions or other opportunities which the Company might become involved in. During the latter half of 1996, the Company became involved in negotiations with respect to a potential business acquisition, but such negotiations were unsuccessful. Management is currently in the process of negotiating with respect to other potential business acquisitions but has not reached agreement or entered into any definitive agreement with respect to any specific acquisition. At the present time there is no assurance that any such agreement will be reached or that any acquisition will be made.

Liquidity and Capital Resources.

     The Company was incorporated on June 23, 1994.
Although the Company was incorporated in 1994 it was inactive from inception and had no operations until after completion of its public offering in August of 1995. In connection with the organization of the Company, in 1994 the officers and directors of the Company contributed $10,000 cash to initially capitalize the Company in exchange for 100,000 shares of Common Stock. The Company then filed a registration statement with the Securities and Exchange Commission which was declared effective March 15, 1995. Commencing such date, the Company offered and sold 100,000 shares of common stock and raised gross proceeds of $100,000. Net proceeds after offering costs amounted to $87,996. These proceeds were used to acquire a semi-trailer/tractor unit and other assets related to the Company's business operations. As of December 31, 1996, the Company had total assets of $40,450 consisting mostly of property and equipment acquired in connection with its business operations. The Company has no other assets or commitments with respect to sources of capital, and is totally dependent upon these assets to provide funding for the Company until such time that the Company can generate sufficient revenues from existing operations. At this time no assurance can be given with respect to the length of time that it will be necessary to fund the Company using the remaining assets.

     The Company will also seek to find potential business acquisitions or other business opportunities which do not have significant capital requirements and can be acquired or entered into through the issuance of additional securities of the Company or otherwise without cash capital, to provide additional capital and revenues to the Company. In all likelihood, this will involve the issuance of substantial additional authorized, but previously unissued securities of the Company, which will dilute the relative ownership of existing securityholders. However, at the present time no assurances can be given with respect to terms of any such acquisition, that any such acquisition will be made, or when it might be made.

Item 7.   Financial Statements.

     See attached Financial Statements and Schedules.

Item 8.   Changes In and Disagreements With Accountants on
          Accounting and Financial Disclosure.

     There are not and have not been any disagreements between the Company and their accountants on any matter of accounting principles or practices or financial statement disclosure.

                            PART III

Item 9.   Directors,   Executive  Officers,  Promoters   and
          Control Persons; Compliance With Section 16(a) of the Exchange Act

     (a)  Identify Directors and Executive Officers.

     The following table sets forth the directors, executive officers and other significant employees of the Company, their ages, and all offices and positions with the Company. Each director is elected for a period of one year and thereafter serves until his successor is duly elected by the stockholders and qualifies. Officers and other employees serve at the will of the Board of Directors.
                          Term Served As  Positions
Name of Director    Age   Director/Offic With Company
                          er
Ken Edwards          46                  Chief Executive
                          Since          Officer &
Cleon Edwards        65   inception      Secretary/Treasurer
                                         President & Chief
                          1994 to 1996   Operating Officer

      These two individuals have served as management of the Company. A brief description of their positions, duties and their background and business experience is as follows:

      Cleon Edwards served as President and chief operating officer of the Company until his recent resignation. As such, his duties included primary responsibility for overall management of the operation and maintenance of the equipment and physical facilities, supervision and training of operators, and solicitation of and other continuing contact with customers and potential customers. His experience with the agricultural industry dates back to his childhood. Because of the Company's substantial dependence upon him for the conduct of its existing business operations, after his resignation due to the medical problems, remaining
management  decided  to  scale  back  operations   for   the
remainder of 1996.

      Ken Edwards serves as Secretary/Treasurer and chief executive or administrative officer of the Company, and now is the sole remaining member of management of the Company, and is presently making plans for the upcoming season. He is responsible for all administrative duties, including management of existing operations as well as negotiation on behalf of the Company with respect to additional potential business acquisitions or opportunities which the Company might become involved in. Since 1978, he has worked as a broker, trader, and presently as a consultant in the securities industry.

     Directorships. None of the Company's directors nor any person nominated or chosen to become a director holds any other directorships in any other company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

     (b)  Identify Significant Employees.

     None other than the persons previously identified.

     (c)  Family Relationships.

     Cleon and Ken Edwards are father and son.

     (d)  Involvement in Certain Legal Proceedings.

     Except as described hereinabove, no officer or director of the Company; 1) has had any petition filed, within the past five years, in Federal Bankruptcy or state insolvency proceedings on such person's behalf or on behalf of any entity of which such person was an officer or general partner within two years of filing; or 2) has been convicted in a criminal proceeding within the past five years or is currently a named subject of a pending criminal proceeding; or 3) has been the subject, within the past five years, of any order, judgment, decree or finding (not subsequently reversed, suspended or vacated) of any court or regulatory authority involving violation of securities or commodities laws, or barring, suspending, enjoining or limiting any activity relating to securities, commodities or other business practice.

Compliance with Section 16(a) of the Exchange Act

      The Issuer is not subject to the provisions of Section
16(a).

Item 10.  Executive Compensation.

      The following table contains information with respect to all cash compensation paid or accrued by the Company during the past three fiscal years to the Chief Executive Officer of the Company. No officer individually received annual cash compensation exceeding $100,000 during the past three years.

                   SUMMARY COMPENSATION TABLE

              Annual Compensation    Long Term Compensation
------------------------------------------------------------
Name and                      Restricted Securities   ALL
Principal                       Stock    Underlying   Other
Position  Year Salary   Bonus   Awards   Options/SARS Compen-
                                                      sation
                 ($)     ($)                           ($)
------------------------------------------------------------
CEO  -   1996 $16,275    -0-     -0-        -0-        -0-
Ken      1995 $ 9,000    -0-     -0-        -0-        -0-
Edwards  1994     -0-    -0-     -0-        -0-        -0-
------------------------------------------------------------

1995 Stock Option Plan

      In January 1995, the Board of Directors of the Company adopted and the present stockholders approved, a Stock Option Plan ("1995 Plan"). The 1995 Plan authorizes the granting of awards of up to 750,000 shares of Common Stock to the Company's key employees, officers, directors and consultants. Awards consist of stock options (both nonqualified options and options intended to qualify as "Incentive" stock options under Section 422 of the Internal Revenue Code of 1986, as amended), restricted stock awards, deferred stock awards, stock appreciation rights and other stock-based awards, as described in the 1995 Plan.

     The 1995 Plan is administered by the Board of Directors which determines the persons to whom awards will be granted, the number of awards to be granted and the specific terms of each grant, including the vesting thereof, subject to the provisions of the 1995 Plan.

       In connection with qualified stock options, the exercise price of each option may not be less than 100% of the fair market value of the Common Stock on the date of grant (or 110% of the fair market value in the case of a grantee holding more than 10% of the outstanding stock of the Company). The aggregate fair market value of shares for which qualified stock options are exercisable for the first time by such employee during any calendar year may not exceed $100,000. Nonqualified stock options granted under the 1995 Plan may be granted at a price determined by the Board of Directors, not to be less than the fair market value of the Common Stock on the date of grant.

      The 1995 Plan also contains certain change in control provisions which could cause options and other awards to become immediately exercisable and restrictions and deferral limitations applicable to other awards to lapse in the event any "person," as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, including a "group" as defined in Section 13(d), but excluding certain stockholders of the Company, became the beneficial owners of more than 25% of the Company's outstanding shares of Common Stock.

Compensation of Directors

     None

Employment  Contracts  and  Termination  of  Employment  and
Change-in-Control Arrangements

      The Company has not entered into any contracts or arrangements with any named executive officer which would provide such individual with a form of compensation resulting from such individual's resignation, retirement or any other termination of such executive officer's employment with the Company or its subsidiary, or from a change-in-control of the Company or a change in the named executive officer's responsibilities following a change-in-control.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth certain information with respect to the beneficial ownership of the Company's common stock by each director of the Company, each person known by the Company to be the beneficial owner of more than five percent (5%) of said securities, and all directors and executive officers of the Company as a group:

                    Title of   Amount and Nature of     % of
Name  and  Address   Class     Beneficial  Ownership  Class
------------------   ------   ----------------------   -----
Ken    Edwards       Common       97,200   shares       49%
2593 N. 400 E.
Ogden, UT 84414

Officers & directors  Common      97,200   shares       49%
as a group (1 person)

ZDN LLC               Common       35,000  shares      17.5%
300 Rector Place, #9N
N.Y., N.Y. 10016

      The foregoing amounts include all shares these persons are deemed to beneficially own regardless of the form of ownership. See "Certain Transactions."

Cleon Edwards, a former officer, previously held 20,000 shares of common stock. Upon his resignation he gifted these shares to his son Ken Edwards. These shares are included in the above table.

Item 12.  Certain Relationships and Related Transactions.

      During the two most recent fiscal years, the Company has entered into certain transactions with officers, directors or affiliates of the Company which, even though they may involve conflicts of interest in that they were not arms' length transactions, were believed to be fair and equitable transactions in the best interest of the Company. These transactions include the following:

     In connection with the organization of the Company, its officers and directors paid $10,000 cash to purchase 100,000 shares of Common Stock at a price of $.10 per share.

     The Company's principal place of business is located at Cleon Edwards' farm in Malad, Idaho, which the Company continues to have the use of as a base of operations, notwithstanding Mr. Edwards resignation as an officer. The machinery and equipment are kept and maintained using the storage sheds and maintenance facilities located there. The Company is not required to pay rent for the use of such facilities, but does pay for or reimburse Mr. Edwards for any out of pocket costs incurred for repairs or maintenance, including the cost of acquiring maintenance equipment such as air compressors, welders, portable fuel tanks, grease guns, wrenches and other machine service tools.

      The Company presently has no office facilities but the Company uses as its business address the home address of Mr. Ken Edwards until such time as the Company's operations expand and develop to the point where additional facilities are needed and the Company has the ability to pay for such facilities. There is presently no formal written agreement for the use of such facilities, and no assurance that such facilities will be available to the Company on such a basis for any specific length of time.

      The Company has no formal written employment agreement or other contracts with its officer, and there is no assurance that the services and facilities provided by this individual will be available for any specific length of time in the future.

      Except as disclosed in this item, in notes to the financial statements or elsewhere in this report, the Company is not aware of any indebtedness or other transaction in which the amount involved exceeds $60,000 between the Company and any officer, director, nominee for director, or 5% or greater beneficial owner of the Company or an immediate family member of such person; nor is the Company aware of any relationship in which a director or nominee for director of the Company was also an officer, director, nominee for director, greater than 10% equity owner, partner, or member of any firm or other entity which received from or paid the Company, for property or services, amounts exceeding 5% of the gross annual revenues or total assets of the Company or such other firm or entity.

                            PART IV

Item 13.  Exhibits and Reports on Form 8-K.

       (a) Exhibits to this report are all documents previously filed which are incorporated herein as exhibits to this report by reference to registration statements and other reports previously filed by the Company pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934.

     (b) Reports on Form 8-K have not been filed during the last quarter of the fiscal year ended December 31, 1996.

                           SIGNATURES


In accordance with Section 12 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


HARVEST E-XPRESS



By:    /s/ Ken Edwards                     Date:  March 26, 1997
     Ken Edwards, CEO, Secretary/Treasurer
     Chief Executive Officer and
     Chief Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.



By:    /s/ Ken Edwards                      Date:  March 26, 1997
     Ken Edwards, CEO, Secretary/Treasurer
     Chief Executive Officer and
     Chief Financial Officer

Supplemental Information to be Furnished With Reports Filed Purs uant to Section 15(d) of the Exchange Act by Non Reporting
Issuers

No annual report or proxy statement has been sent to security holders.

                      HARVEST E-XPRESS
                [A Development Stage Company]

                    FINANCIAL STATEMENTS

                      DECEMBER 31, 1996
























               PRITCHETT, SILER & HARDY, P.C.
                CERTIFIED PUBLIC ACCOUNTANTS

                     HARVEST E-XPRESS
                [A Development Stage Company]




                          CONTENTS

                                                          PAGE

        _  Independent Auditors' Report                      1


        _  Balance Sheet, December 31, 1996                  2


        _  Statements of Operations, for the years ended
             December 31, 1996 and 1995 and from inception
             on June 23, 1994 through December 31, 1996      3


        _  Statement of Stockholders' Equity (Deficit),
             from inception on June 23, 1994 through
             December 31, 1996                               4


        _  Statements of Cash Flows, for the years ended
             December 31, 1996 and 1995 and from inception
             on June 23, 1994 through December 31, 1996   5 -6


        _  Notes to Financial Statements                7 - 10

                PRITCHETT, SILER & HARDY, P.C.
                    430 EAST 400 SOUTH
                 SALT LAKE CITY, UTAH 84111
                      (801) 328-2727

                INDEPENDENT AUDITORS' REPORT



Board of Directors
HARVEST E-XPRESS
Ogden, Utah

We have audited the accompanying balance sheet of Harvest E-xpress [a development stage company] at December 31, 1996, and the related statement of operations, stockholders' equity and cash flows for the years ended December 31, 1996 and 1995 and from inception on June 23, 1994 through December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements audited by us present fairly, in all material respects, the financial position of Harvest E-xpress as of December 31, 1996, and the results of its operations and its cash flows for the years ended December 31, 1996 and 1995 and for the periods from inception through December 31, 1996, in conformity with generally accepted accounting principles.


/S/ PRITCHETT, SILER & HARDY, P.C.

March 4, 1997

                      HARVEST E-XPRESS
                [A Development Stage Company]

                        BALANCE SHEET

                           ASSETS

                                                      December 31,
                                                          1996
                                                    _____________
CURRENT ASSETS:
  Cash in bank                                          $     259
  Note receivable - related party                           1,344
                                                    _____________
        Total Current Assets                                1,603
                                                    _____________

PROPERTY AND EQUIPMENT, net                                38,690
                                                    _____________

OTHER ASSETS:
  Organization costs, net                                     157
                                                    _____________
        Total Other Assets                                    157
                                                    _____________
                                                        $  40,450
                                                    _____________

            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Advance from Shareholder                              $     315
  Accounts payable                                            592
                                                    _____________
        Total Current Liabilities                             907
                                                    _____________

STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   200,000 shares  issued and outstanding                     200
  Capital in excess of par value                           97,796
  Deficit accumulated during the
    development stage                                    (58,453)
                                                    _____________
        Total Stockholders' Equity                         39,543
                                                    _____________
                                                        $  40,450
                                                    _____________







The accompanying notes are an integral part of these financial statements.

                      HARVEST E-XPRESS
                [A Development Stage Company]


                  STATEMENTS OF OPERATIONS


                                                     From Inception on
                                   For the Year Ended  June 23, 1994
                                      December 31,       Through
                            ___________________________December 31,
                                    1996        1995      1996
                            ________________________________________

REVENUE:
  Sales                          $  6,051     $11,984   $  18,035
                            ________________________________________
EXPENSES:
  Amortization and depreciation     6,798       2,662       9,491
  General and administrative       21,045       3,825      26,679
  Operating expenses                3,659       9,098      12,757
  Payroll and related expenses     18,133       9,982      28,115
                            ________________________________________
      Total Expense                49,635      25,567      77,042
                            ________________________________________
OPERATING INCOME (LOSS)          (43,584)    (13,583)    (59,007)
                            ________________________________________

OTHER INCOME (EXPENSE):
  Interest income                   1,232         146       1,378
  Interest expense                  (564)       (260)       (824)
                            ________________________________________
      Total Other Income (Expense)    668       (114)         554
                            ________________________________________
GAIN (LOSS)  BEFORE INCOME TAXES (42,916)    (13,697)         554

CURRENT TAX EXPENSE                     -           -           -

DEFERRED TAX EXPENSE                    -           -           -
                            ________________________________________


NET LOSS                     $     (42,916)  $(13,697)   $ (58,453)
                            ________________________________________

LOSS PER COMMON SHARE            $    (.21)   $   (.10) $    (.38)
                            ________________________________________

The accompanying notes are an integral part of these financial statements.

                      HARVEST E-XPRESS
                [A Development Stage Company]

              STATEMENT OF STOCKHOLDERS' EQUITY

         FROM THE DATE OF INCEPTION ON JUNE 23, 1994

                  THROUGH DECEMBER 31, 1996

                                                         Deficit
                                                       Accumulated
                                Common Stock Capital in During the
                     _________________________Excess ofDevelopment
                               Shares   AmountPar Value   Stage
                          ____________________________________________
BALANCE, June 23, 1994              -   $    -  $     -   $     -

Issuance of 100,000 shares
  common stock to officers
  and directors for cash,
  June 29, 1994 at $.10
  per  share                   100,000      100    9,900        -

Net loss for the period
 ended December 31,1994             -        -        -   (1,840)
                          ____________________________________________
BALANCE, December 31, 1994    100,000      100    9,900   (1,840)

Issuance of 100,000 shares
  common stock for cash in
  a public offering at $1.00
  per share, August, 1995,
  net of offering costs of
 $12,004                      100,000       100    87,896       -

Net loss for the year ended
  December 31, 1995                -        -        -      (13,697)
                          ____________________________________________
BALANCE, December 31, 1995    200,000      200   97,796     (15,537)

Net loss for the year ended
  December 31,1996                 -        -        -      (42,916 )
                          ____________________________________________
BALANCE, December 31, 1996    200,000$       200$   97,796$   (58,453)
                          ____________________________________________






















The accompanying notes are an integral part of these financial statements.

                      HARVEST E-XPRESS
                [A Development Stage Company]

                  STATEMENTS OF CASH FLOWS

                                                      From Inception on
                                   For the Year Ended  June 23, 1994
                                      December 31,         Through
                            ____________________________December 31,
                                    1996        1995      1996
                            ________________________________________
Cash Flows from Operating Activities:
  Net loss                  $     (42,916)  $(13,697)  $  (58,453)
  Adjustments to reconcile net
    loss  to net cash used by
    operating activities:
     Amortization and depreciation
       expense                       6,958      2,662       9,651
     Changes in assets and liabilities:
       Accounts receivable           3,120    (3,120)           -
       Accounts payable                 45        547         592
       Accrued expenses            (6,208)      6,208           -
                            ________________________________________
        Net Cash (Used) by
          Operating Activities    (39,001)    (7,400)    (48,210)
                            ________________________________________
Cash Flows from Investing Activities:
  Purchase of property and
     equipment                     (6,848)   (41,335)      (48,183)
  Purchase of certificates
     of deposit                     30,145    (30,145)          -
  Decrease increase in note
     receivable                    (1,344)          -      (1,344)
                            ________________________________________
        Net Cash (Used) by
          Investing Activities      21,953    (71,480)   (49,527)
                            ________________________________________
Cash Flows from Financing Activities:
  Proceeds from common stock
     issuance                           -      100,000    110,000
  Stock offering costs                   -    (12,004)    (12,004)
  Increase (decrease) in
      long-term debt               (10,000)     10,000          -
                            ________________________________________
        Net Cash Provided by
          Financing Activities    (10,000)     97,996      97,996
                            ________________________________________
Net Increase (Decrease) in Cash   (27,048)     19,116         259

Cash at Beginning of Period         27,307      8,191           -
                            ________________________________________
Cash at End of Period            $     259     $27,307  $     259
                            ________________________________________





                         [Continued]

                      HARVEST E-XPRESS
                [A Development Stage Company]

                  STATEMENTS OF CASH FLOWS

                         [Continued]


                                                      From Inception on
                                   For the Year Ended   June 23, 1994
                                      December 31,         Through
                            ____________________________December 31,
                                    1996        1995      1996
                            ________________________________________

Supplemental Disclosures of Cash Flow information:
  Cash paid during the period for:
    Interest                     $     563    $   260   $     823
    Income taxes                 $       -    $     -   $       -

Supplemental schedule of Noncash Investing and Financing
Activities:
  For the year ended December 31, 1996:
     None

  For the year ended December 31, 1995:
     None























The accompanying notes are an integral part of these financial statements.

                      HARVEST E-XPRESS
                [A Development Stage Company]

                NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - The Company was organized under the laws of the State of Nevada on June 23, 1994. The Company is engaged in the business of grain cutting and custom machine hire. During the latter part of 1996, due to the sudden illness and resignation of the Company's president, the Company did not actively seek truck hauling work during the latter part of 1996. Management does plan, however, to continue its hauling operations during the upcoming 1997 harvest season. Management has also been looking into other potential business opportunities or investments. The Company is considered a development stage company as defined in SFAS No. 7. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

  Organization   Costs  -  The  Company  is   amortizing   its
  organization  costs,  which  reflect  amounts  expended   to
  organize the Company, over sixty [60] months using the straight line method.

  Depreciation Methods - The Company is depreciating its property and equipment using the straight line method, over the estimated useful lives of the related assets ranging from 3 to 7 years.

  Income Taxes - The Company accounts for its income taxes in accordance with statement of Financial Accounting Standards
  No. 109 "Accounting for Income Taxes" which requires the liability approach for the effect of income taxes.

  Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period presented.

  Statement of Cash Flows - For purposes of the statement of cash flows, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

  Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of asset and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimated.

  Restatement   of  Financial  Statements  -   The   financial
  statements for all periods presented have been restated to conform with the accounts and classifications used in the 1996 financial statements.

NOTE 2 - NOTE RECEIVABLE - RELATED PARTY

  During the year ended December 31, 1996 the Company made a loan to an officer of the Company in the amount of $1,250. The note receivable earns interest at 10% and is due on demand. Interest of $94 has been accrued at December 31, 1996.

                      HARVEST E-XPRESS
                [A Development Stage Company]

                NOTES TO FINANCIAL STATEMENTS

NOTE 3 - PROPERTY AND EQUIPMENT

  The following is a summary of property and equipment, at cost, less accumulated depreciation:

                                       December 31,
                               ______________________
                                    1996        1995
                                _____________________
       Office equipment            $  4,883   $ 4,034
       Trucks and trailers           42,500    36,500
       Tools                            801       801
                                _____________________
                                     48,184    41,335
       Less Accumulated depreciation(9,494)   (2,599)
                                _____________________
                                   $ 38,690   $38,736
                                _____________________

  Depreciation expense for the years ended December  31,  1996 and 1995 was $6,695 and $2,599.

NOTE 4 - LONG-TERM DEBT

  At December 31, 1995, long-term debt consisted of a $10,000 loan payable to a bank. The loan provided for interest at 7.75% per annum. The loan was secured by a $10,000 certificate of deposit which had a balance of $10,145 at December 31, 1995. The loan of $10,000 was paid in full along with interest during the year ended December 31, 1996.

NOTE 5 - COMMON STOCK

  During August, 1995, the company issued 100,000 shares of common stock in a public offering at $1.00 per share. Total proceeds of the offering amounted to $100,000. Stock offering costs of $12,004 were offset against capital in excess of par value.

  Stock Option Plan - In January, 1995, the Board of Directors of the Company adopted and the stockholders at that time approved, a stock option plan. The plan provides for the granting of awards of up to 750,000 shares of common stock to officers, directors, consultants and employees. The awards can consist of stock options, restricted stock awards, deferred stock awards, stock appreciation rights and other stock-based awards as described in the plan. Awards under the plan will be granted as determined by the board of directors. At present, no awards have been granted under the plan.

                      HARVEST E-XPRESS
                [A Development Stage Company]

                NOTES TO FINANCIAL STATEMENTS

NOTE 6 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". FASB 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax and any available operating loss or tax credit carryforwards. At December 31, 1996, the Company has available unused operating loss carryforwards of approximately $58,000, which may be applied against future taxable income and which expire in 2009 through 2011. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earning of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The change in the valuation allowance is equal to the tax effect of the current period's net loss.

NOTE 7 - RELATED PARTY TRANSACTIONS

  Management  Compensation - During the years  ended  December
  31,  1996  and  1995, the Company paid $13,276  and  $6,000,
  respectively  in  compensation to its president.   No  other
  officers or directors received any compensation.

  Advance from Shareholder - During September, 1994 an officer/shareholder of the Company advanced $315 to the Company on a non-interest basis to cover organization expenses. The amount was still owing to the officer at December 31, 1996.

  Office Space - The Company has not had a need to rent office space. An officer of the Company is allowing the Company to use his address, as needed, at no expense to the Company.

  Equipment Purchase - During 1996 the Company acquired a truck from an officer of the Company for $6,000..

  Note Receivable - During 1996 the Company made a loan to an officer in the amount of $1,250. The loan bears interest at 10% per annum.

                      HARVEST E-XPRESS
                [A Development Stage Company]

                NOTES TO FINANCIAL STATEMENTS




NOTE 8 - PROPOSED BUSINESS ACQUISITIONS / INVESTMENTS

  The Company is looking into potential business opportunities or acquisitions. During December, 1996, the Company verbally entered into some preliminary agreements but the proposed acquisition was never consummated and the negotiations were called off. The Company is, however, continuing to plan for the upcoming 1997 harvest season and intends to continue with its hauling activities.