Form 10QSB
period 1997-05-09
HLS USA INC
filed 1997-05-14
CIK 937601

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington D.C. 20549

                      ---------------------------
                              FORM 10-QSB
                      ---------------------------


         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                OF THE
                    SECURITIES EXCHANGE ACT OF 1934
                 For the quarter ended March 31, 1997
                                  OR
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                                OF THE
                    SECURITIES EXCHANGE ACT OF 1934
                    Commission file number 33-89326

                      ---------------------------

                            HLS (USA), INC.
                      (formerly HARVEST E-XPRESS)

                      ---------------------------


      (Name of Small Business Issuer as specified in its charter)


                Nevada                                87-0530644
     ------------------------------               -------------------
     State of other jurisdiction of               (I.R.S. employer
     incorporation or organization)               identification No.)

          145 West 44th Street, 6th Floor, New York, NY 10036
          ---------------------------------------------------
               (Address of principal executive offices)

    Registrant's telephone no., including area code: (212) 289-7772
    ---------------------------------------------------------------
                           Harvest E-xpress
                  29 East 100 North, Malad, ID 83252
                  -----------------------------------
    Former name, former address, and former fiscal year, if changed since last report.

 Securities registered pursuant to Section 12(b) of the Exchange Act: None

 Securities registered pursuant to Section 12(g) of the Exchange Act: None

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes [X]    No [ ]

Common Stock outstanding at May 1, 1997 - 990,000 shares of $.001 par value Class A Common Stock and 29,010,000 shares of $.001 par value Class B Common Stock.

                            HLS (USA), INC.


                               CONTENTS


                                                                 PAGE
                                                                 ----

PART 1     ITEM 1 FINANCIAL INFORMATION

     --    Condensed Balance Sheets-                               1
             March 31, 1997 and December 31, 1996

     --    Condensed Statements of Operations-                     2
              For three months ended March 31, 1997,
              three months ended March 31, 1996 and
              from inception on June 23, 1994 through
              March 31, 1997

     --    Condensed Statements of Cash Flows-                     3
              Three months ended March 31, 1997, three months ended March 31, 1996 and from inception on June 23, 1994 through March 31, 1997

     --    Notes to Condensed Financial Statements                 5

     --    ITEM 2 MANAGEMENT'S PLAN OF OPERATIONS                   8

PART 2     OTHER INFORMATION

     --    Item 1   Legal Proceedings                              9
     --    Item 2   Changes in Securities                          9
     --    Item 3   Defaults upon Senior Securities                9
     --    Item 4   Submission of Matters to a vote of             9
                    Security Holders
     --    Item 5   Other Information                              9
     --    Item 6   Exhibits and Reports on Form 8-K              10

SIGNATURES                                                        11

PART I     FINANCIAL INFORMATION

                            HLS (USA), INC.
                     (A Development Stage Company)

                       CONDENSED BALANCE SHEETS
                              (Unaudited)


                                        March 31,           December 31,
                                          1997                  1996
                                      -----------          --------------
CURRENT ASSETS:
   Cash in bank                       $     5,099              $    259
   Note Receivable - related party          1,375              $  1,344
                                      -----------              --------

        Total Current Assets          $     6,474              $  1,603
                                      -----------              --------

PROPERTY AND EQUIPMENT, net           $    36,901                38,690
                                      -----------              --------

OTHER ASSETS:
   Organization costs, net                    142                   157
                                      -----------              --------

        Total Other Assets            $       142                   157
                                      -----------              --------
                                      $    43,517              $ 40,450
                                      -----------              --------

            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
   Accounts from shareholder          $      315              $    315
   Accounts payable                        3,521                   592
   Notes payable                           5,013                     -
                                      ----------              --------

        Total Current Liabilities          8,849                   907
                                      ----------              --------

STOCKHOLDERS' EQUITY (DEFICIT):
   Common stock ($.001 par value,
     50,000,000 shares authorized,
     200,000 shares issued and
     outstanding)                            200                   200
   Capital in excess of par value         97,796                97,796
   Deficit accumulated during the
     developmental stage              $  (63,328)              (58,453)
                                                            ----------

        Total Stockholders' Equity
          (Deficit)                       34,668                39,543
                                      ----------            ----------
                                      $   43,517            $   40,450
                                      ----------            ----------

         NOTE: The balance sheet at December 31, 1996 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these financial statements.

                            HLS (USA), INC.
                     (A Development Stage Company)
                              (Unaudited)


                  CONDENSED STATEMENTS OF OPERATIONS


                                                              Cumulative from
                             For the Three    For the Three    June 23, 1994
                             Months Ended     Months Ended         through
                             March 31, 1997   March 31, 1996   March 31, 1997
                             --------------   --------------   ---------------

REVENUE:
   Sales                             $              $  1,920       $  18,035
                                     ------         --------       ---------

EXPENSES:
   General and administrative         3,013            2,158          29,692
   Payroll and related expenses           -            8,891          28,115
   Depreciation & amortization        1,764            2,434          11,255
   Operating expense                    115            1,195          12,872
                                     ------         --------       ---------

        Total Expenses                4,892           14,768          81,934
                                     ------         --------       ---------

OPERATING INCOME (LOSS)              (4,892)         (12,848)        (63,899)

OTHER INCOME (LOSS):
   Interest income                       31              574           1,409
   Interest expense                     (14)            (158)           (838)
                                     ------         --------         -------

        Total Other Income (Expense)     17              416             571
                                     ------         --------         -------

GAIN (LOSS) BEFORE INCOME TAXES      (4,875)         (12,432)        (63,328)

CURRENT TAX EXPENSE                       -                -               -

DEFERRED TAX EXPENSE                      -                -               -
                                     ------          -------         -------

NET INCOME (LOSS)                 $  (4,875)      $  (12,432)     $  (63,328)
                                  ==========      ===========     ===========


INCOME (LOSS) PER COMMON SHARE        $(.00)           $(.06)          $(.41)
                                  ==========      ===========     ===========



 The accompanying notes are an integral part of these financial statements.

                            HLS (USA), INC.
                     (A Development Stage Company)
                              (Unaudited)


                  CONDENSED STATEMENTS OF CASH FLOWS


                                                                   Cumulative
                                                                 from June 23,
                                 For the Three    For the Three  1994 through
                                  Months Ended     Months Ended    March 31,
                                 March 31, 1997   March 31, 1996      1997
                                 --------------   -------------- -------------

Cash Flows from Operating
  Activities:
   Net income (loss)                 $  (4,875)      $  (12,432)   $  (63,328)
   Adjustments to reconcile net
     loss to net cash used by
     operating activities:
     Depreciation & amortization
       expense                           1,804            2,403        11,455
     Changes in assets and
       liabilities:
        Decrease in accounts
           receivable                        -            3,120             -
        Accounts payable                 2,929             (197)        3,521
        Accrued expenses                     -              342             -
                                        -------        ---------    ----------
          Net cash (used) by operating
            activities                    (142)          (6,764)      (48,352)
                                        -------        ---------    ----------

Cash Flows from Investing Activities:
   Purchase of certificates of deposit        -            (573)            -
   Purchase of property and equipment         -          (5,900)      (48,183)
   Decrease (increase) in notes
     receivable                             (31)         (1,250)       (1,375)
                                         ------        ---------    ----------

          Net cash (used) by investing
            activities                      (31)         (7,723)      (49,558)
                                         ------        ---------    ----------

Cash Flows from Financing Activities:
   Proceeds from common stock
      issuance                                 -              -       110,000
   Stock offering costs                        -              -       (12,004)
   Increase (decrease) in note payable     5,013              -         5,013
   Increase (decrease) in long-term debt       -              -             -
                                           -----           ----          ----

          Net cash provided by
            financing activities           5,013              -       103,009
                                          ------           ----    ----------

Net Increase (Decrease) in Cash            4,840        (14,487)        5,099

Cash at Beginning of Period                  259         27,307             -
                                          ------      ---------          ----

Cash at End of Period                   $  5,099      $  12,820      $  5,099
                                        --------      ---------      --------



                              (continued)

                            HLS (USA), Inc.
                     (A Development Stage Company)


                                                                  Cumulative
                                                                 from June 23,
                                 For the Three   For the Three   1994 through
                                 March 31, 1997  March 31, 1996      1997
                                 --------------  --------------  -------------


Supplemental Disclosures of
Cash Flow Information:
   Cash paid during the period
     for:
      Interest                            $  -             $  -         $  823
      Income taxes                        $  -             $  -         $    -


Supplemental Schedule of Noncash Investing and Financing Activities:
      For the three months ended March 31, 1997 (Unaudited):
           None

      For the three months ended March 31, 1996:
           None


 The accompanying notes are an integral part of these financial statements.

                            HLS (USA), Inc.
                     (A Development Stage Company)

                NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING  POLICIES

          Organization - The Company was organized under the laws of the State of Nevada on June 23, 1994. As of March 31, 1997, the Company had not commenced planned principal operations. The Company is considered a development stage company as defined in SFAS No. 7. See Note 6. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

          Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1997 and for all the periods presented have been made.

          Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1996 audited financial statements. The results of operations for the period ended March 31, 1997 are not necessarily indicative of results for the full year.

          Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimated.

NOTE 2 -  NOTE RECEIVABLE--RELATED PARTY

          During the year ended December 31, 1996, the Company made a loan to an officer of the Company in the amount of $1,250. The note receivable earns interest at 10% and is due on demand. Interest of $125 and $94 has been accrued at March 31, 1997 and December 31, 1996, respectively.

                            HLS (USA), Inc.
                     (A Development Stage Company)

NOTE 3 -  PROPERTY AND EQUIPMENT

          The following is a summary of property and equipment, at cost, less accumulated depreciation:


                                            March 31,
                                              1997          December 31,
                                           (Unaudited)          1996
                                           -----------      ------------
            Office equipment               $    4,883       $    4,883
            Trucks and trailers                42,500           42,500
            Tools                                 801              801
                                           ----------           ------
                                               48,184           48,184
            Less accumulated
              depreciation                    (11,283)          (9,494)
                                           ----------           ------
                                           $   36,901       $   38,690

          Depreciation expense for the periods ended March 31, 1997 and December 31, 1996 was $1,789 and $6,695, respectively.

NOTE 4 -  NOTE PAYABLE

          On March 19, 1997, the Company entered into a note payable in the amount of $5,000. The note matures in ninety days and bears interest at 10%. The Company has recorded interest in the amount of $13 for the three months ended March 31, 1997. The note was subsequently repaid in full on April 21, 1997.

NOTE 5 -  COMMON STOCK

          During June, 1994, the Company issued 100,000 shares of common stock to its initial stockholders. The sales price of $.10 per share was arbitrarily determined by the Company. Total proceeds of the issuance were $10,000.


          During August, 1995, the Company issued 100,000 shares of common stock in a public offering at $1.00 per share. Total proceeds of the offering amounted to $100,000. Stock offering costs of $12,004 were offset against capital in excess of par value.

          Stock Option Plan - In January, 1995, the board of directors of the Company adopted and the stockholders approved, a stock option plan. The plan provides for the granting of awards of up to 750,000 shares of common stock to officers, directors, consultants and employees. The awards can consist of stock options, restricted stock awards, deferred stock awards, stock appreciation rights and other stock-based awards as described in the plan. Awards under the plan will be granted as determined by the board of directors. To date, no awards have been granted under the plan.

NOTE 6 -  INCOME TAXES

          The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes." FASB 109 requires the Company to provide a net deferred tax asset/liability

                            HLS (USA), Inc.
                     (A Development Stage Company)

          equal to the expected future tax benefit/expense of temporary reporting differences between book and tax and any available operating loss or tax credit carry forwards. At March 31, 1997, the Company has available unused operating loss carryforwards of approximately $63,000, which may be applied against future taxable income and which will expire in the years 2009 through 2011. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The change in the valuation allowance is equal to the tax effect of the current period's net loss.

NOTE 7 -  RELATED PARTY TRANSACTIONS

          Management Compensation - During the quarter ended March 31, 1997, no compensation was paid to any officer or director.

          Advance from Shareholder - During September 1994, an officer/shareholder of the Company advanced $315 to the Company on a non-interest basis to cover organization expenses. The amount was still owing to the officer/stockholder at December 31, 1996, and March 31, 1997.

          Office Space - The Company has not had a need for rent office space. An officer of the Company is allowing the Company to use his address, as needed, at no expense to the Company.

          Note Receivable - During 1996, the Company made a loan to an officer of the Company in the amount of $1,250. The loan bears interest at 10% per annum. See Note 2.

NOTE 8 -  Subsequent Events

          See Part II, Item 5.

PART 1    FINANCIAL INFORMATION

  ITEM 2  Management's Plan of Operations.

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

               Interim Period. During the three months ended March 31, 1997, the Company conducted very limited operations, from which it generated no revenues. Expenses totaled $4,892 during the period, resulting in a net loss of $4,892.

          Liquidity and Capital Resources.

               The Company was incorporated on June 23, 1994. Although the Company was incorporated in 1994, it was inactive from inception and had no operations until after completion of its public offering in August of 1995. In connection with the organization of the Company, in 1994 the officers and directors of the Company contributed $10,000 cash to initially capitalize the Company in exchange for 100,000 shares of common stock. The Company then filed a registration statement with the Securities and Exchange Commission which was declared effective March 15, 1995.
          Commencing on such date, the Company offered and sold 100,000 shares of common stock and raised gross proceeds of $100,000. Net proceeds after offering costs amounted to
          $87,996. These proceeds were used to acquire a semi-trailer/tractor unit and other assets related to the Company's business operations. As of December 31, 1996, the Company had total assets of $40,450 consisting mostly of property and equipment acquired in connection with its business operations. The Company has no other assets or commitments with respect to sources of capital, and is totally dependent upon these assets to provide funding for the Company until such time that the Company can generate sufficient revenues from existing operations.

               During the first quarter of 1996, the Company continued to seek potential business acquisitions or other business opportunities which do not have significant capital requirements and could be acquired or entered into through the issuance of additional securities of the Company or otherwise without cash capital, to provide additional capital and revenues to the Company. See Part II, Item 5.

PART 2    OTHER INFORMATION


          ITEM 1   Legal Proceedings

                   None

          ITEM 2   Changes in Securities

                   None

          ITEM 3   Defaults on Senior Securities

                   None

          ITEM 4   Submission of Matters to a Vote of Security Holders

                   None

          ITEM 5   Other Information

               On April 22, 1997, the stockholders of the Company approved certain amendments to the Company's articles of incorporation, including (i) changing the Company's name to HLS (USA), Inc. and (ii) changing the authorized capital of the Company to consist of 60,000,000 shares of common stock, par value $0.001 per share, consisting of 30,000,000 shares of Class A Common Stock ("Class A Common Stock") and 30,000,000 shares of Class B Common Stock ("Class B Common Stock"). The Class A Common Stock is entitled to one vote per share and the Class B Common Stock is entitled to ten votes per share. The Class B Common Stock does not vote on the election of directors.

               On May 2, 1997, the Company purchased 100% of the common shares of HLS Corporation Limited, a corporation organized under the laws of Bermuda ("HLS"), from Hong Leong Strategic Holdings Limited, a corporation organized under the laws of Bermuda ("HLSHL"), pursuant to a Stock Purchase Agreement dated as of April 30, 1997, among HLSHL, the Company, McKinley Capital, Inc., Ken Edwards and David N. Nemelka. HLS is now a wholly owned subsidiary of the Company. The purchase price was paid through the issuance to HLSHL of 590,000 shares of Class A Common Stock and 29,010,000 shares of Class B Common Stock. In connection with the foregoing transaction, Ken Edwards, President and Secretary and a director of the Company, resigned from his positions with the Company and Peter C. R. Huang and Kwek Leng Peck, designees of HLSHL, were appointed directors of the Company. Messrs. Huang and Kwek constitute the Company's entire board of directors.

               As a result of the foregoing, HLSHL beneficially owns approximately 59.6% of the issued and outstanding Class A Common Stock and 100% of the issued and outstanding Class B Common Stock, which together represent approximately 99.6% of the voting power of the Company's common stock.

               In connection with the above purchase of HLS the former president of the Company received the net assets from the grain cutting and hauling business, with a fair market value of approximately $23,000. The transaction will be accounted for as a bonus to the former president. The Company will discontinue its grain cutting activities.

               The foregoing transactions were disclosed in a Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 1997.


               On May 13, 1997, the board of directors of the Company adopted a resolution proposing the dissolution of the Company and authorized the Company's officers to seek stockholder approval of the proposed dissolution. Following stockholder approval, if granted, the Company expects to wind up its affairs and distribute its assets to stockholders in accordance with Nevada law.




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




HLS (USA), Inc.


/s/ Peter C. R. Huang                          Dated: May 14, 1997
-------------------------
Name:   Peter C. R. Huang
Title:  President
        (Principal Executive Officer)